Form 10-Q/A
period 2008-09-30
Stonecrest One, Inc.
filed 2008-11-14
CIK 1439106

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-53305

STONECREST ONE, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-2168614
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16455 Honeycomb Circle, Charlotte, NC 28277
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

STONECREST ONE, INC.

Date:	November 13, 2008	By:	/s/ George C. Critz, III
George C. Critz, III, President

5