Form 10-K/A
period 2009-06-30
Stonecrest One, Inc.
filed 2010-03-16
CIK 1439106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes     No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At September 28, 2009 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

ii

EXPLANATORY NOTE

In this Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30, 2009 ("Amendment No. 1”) as originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009 (the “Original Filing”), we refer to Stonecrest One, Inc., a Nevada corporation, as “we,” “us,” “our” or the “Company.”

We are filing this Amendment No. 1 to:

•
file financial statements that include an audit report in which our auditor has revised the scope and opinion paragraphs of its audit report filed with the Original Filing to opine upon the cumulative period from inception (January 22, 2008) through June 30, 2009;

•	amend "Item 9A. Controls and Procedures" to identify the framework used by management in evaluating the effectiveness of the Company's internal control over financial reporting;
•	revise the footnotes to the Principal Stockholders Table in Item 12 to identify the persons who control each named entity; and
•	revise the list of exhibits included in Item 15 to identify all of the previously filed exhibits; and
•	revise the signature page to identify that the document was signed by the Company's principal accounting officer.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is superceded in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

iii

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board Members

Stonecrest One, Inc.

I have audited the accompanying balance sheet of Stonecrest One, Inc. (A Development Stage Company) as of June 30, 2009 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (March 5, 2008) through  June 30, 2009 and for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stonecrest One, Inc. (A Development Stage Company) as of June 30, 2009, and the results of its operations and its cash flows for the period from inception (March 5, 2008) through June 30, 2009 and for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Traci J. Anderson, CPA
Huntersville, North Carolina

September 24, 2009

Stonecrest One, Inc.
(A Development Stage Company)
Balance Sheet

	As of June 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100
TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to Related Party	8,295	-
Accrued Interest Expense	204
TOTAL CURRENT LIABILITIES	8,499	-
TOTAL LIABILITIES	8,499	-

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding) Accumulated Deficit	(8,499)	-
TOTAL STOCKHOLDERS' DEFICIT	(8,399)	100
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statement of Operations

	For the years ended		Cumulative Totals
	June 30,	June 30,	Since Inception
	2009	2008	March 5, 2008
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Selling, general and administrative	2,195	-	2,195
Professional Fees	6,100	-	6,100
TOTAL EXPENSES	8,295	-	8,295

Net Income/(Loss) from Operations	(8,295)	-	(8,295)

OTHER (EXPENSE)/INCOME
Interest Expense	(204)	-	(204)

Net Income/(Loss)	$(8,499)	$-	$(8,499)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.01)	$-	$(0.01)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit

	Common Stock		Preferred stock		Additional Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated
Balances, March 5, 2008 (Inception)	$-	$-	$-	$-	$-	$-

Net income/(loss) for the year	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, June 30, 2008	1,000,000	$100	-	$-	$-	$-

Net income/(loss) for the year	-	-	-	-	-	(8,499)

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(8,499)

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was effective.

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

2

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2009, the number of shares of common stock owned of record and beneficially by our executive officer and director and holders of 10% or more of outstanding shares of our common stock:
Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned (2)
George C. Critz, III	-0-	(3)	-0-
Ashland Global Corp. (4)	375,000		37.5%
Sagacity Investments, LLC (5)	300,000		30%
C3 Strategic Capital, LLC (6)	250,000		25%
Enverdia LLC (3)	75,000		7.5%
All Officers and Directors as a Group (1 person)	-0-		-

(1)	The address for each of the persons named in the table above is c/o the Company.
(2)	Based on 1,000,000 shares outstanding as of the date of this September 28, 2009.
(3)
Ms. Dayna Critz, the wife of George C. Critz, III, our sole director and officer, is the managing director of this entity and owns 90% of the outstanding interests.  George Critz, III owns 9% of the outstanding interests in the entity.

(4)	This entity is controlled by Mark Radford.
(5)	This entity is controlled by Anna C. Rubin.
(6)	This entity is controlled by Forrest W. Garvin.

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

3

(b)           Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description	Location Reference
3.1	Articles of Incorporation.	1
3.2	By-laws	1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.	2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	2

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on July 3, 2008.
2.	Filed herewith.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2010

STONECREST ONE, INC.

By:	/s/ George C. Critz, III
George C. Critz, III, President
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2010.

Signature	Title

/s/ George C. Critz, III	President, Principal Executive Officer, Principal Accounting
George C. Critz, III	Officer and Director

5