Form 10-Q
period 2010-03-31
Stonecrest One, Inc.
filed 2010-05-13
CIK 1439106

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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
☐ Yes  ☒ No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 13, 2010 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheet as of March 31, 2010 (unaudited) and June 30, 2009 (audited)	F-1

Statement of Operations for the three months ended March 31, 2010 and 2009 (unaudited) and for the period March 5, 2008 (inception) through March 31, 2010	F-2

Statement of Operations for the six months ended March 31, 2010 and 2009 (unaudited) and for the period March 5, 2008 (inception) through March 31, 2010	F-3

Statement of Stockholders Deficit	F-4

Statement of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited) and for the period March 5, 2008 (inception) through March 31, 2010	F-5

Notes to Financial Statements (Unaudited)	F-6

Stonecrest One, Inc.
(A Development Stage Company)
Balance Sheet
	As of
	March 31, 2010	June 30, 2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Note Payable to Related Party	8,295	8,295
Accrued Expenses	5,202	204
TOTAL CURRENT LIABILITIES	13,497	8,499

TOTAL LIABILITIES	13,497	8,499

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized:
none issued and outstanding)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized;
1,000,000 shares issued and outstanding)	100	100
Accumulated Deficit	(13,497)	(8,499)
TOTAL STOCKHOLDERS' DEFICIT	(13,397)	(8,399)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statement of Operations

			Cumulative
	For the three months ended		Totals
	March 31,	March 31,	Since Inception
	2010	2009	March 5, 2008
REVENUES
Income	$-	$-	$-
Total Revenues	-	-	-

EXPENSES
Selling, general and administrative	-	339	2,195
Professional Fees	1,000	4,200	10,600
TOTAL EXPENSES	1,000	4,539	12,795

Net Income/(Loss) from Operations	(1,000)	(4,539)	(12,795)

OTHER (EXPENSE)/INCOME
Interest Expense	(166)	-	(702)

Net Income/(Loss)	$(1,166)	$(4,539)	$(13,497)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding--basic and fully diluted	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (unaudited)

					Additional
	Common Stock		Preferred stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, June 30, 2008	$-	$-	$-	$-	$-	$-

Net income/(loss) for the year	-	-	-	-	-	(8,499)

Issuance of common shares	1,000,000	100	-	-	-	-

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(8,499)

Net income/(loss) for the period	-	-	-	-	-	(4,998)

Balances, March 31, 2010	1,000,000	$100	-	$-	$-	$(13,497)

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)
			Cumulative
			Totals
	For the nine months ended		Since Inception
	March 31, 2010	March 31, 2009	March 5, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,998)	$(6,792)	$(13,497)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	4,998	-	5,202
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	(6,792)	(8,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	-	6,792	8,295
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	6,792	8,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	100	-

END OF THE PERIOD	$100	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STONECREST ONE, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

NOTE A- BUSINESS ACTIVITY

Business Activity- Stonecrest One, Inc. (the “Company”) was organized under the laws of the State of Nevada on March 5, 2008 as a corporation with a year end of June 30. The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $13,497, used cash from operations of $8,295 since its inception, and has a negative working capital of $13,397 at March 31, 2010.

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of March 31, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of March 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2010.

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

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended March 31, 2010 and 2009 is summarized as follows:

Cash paid during the quarters ended March 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2010.

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

NOTE G-CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value per share.

During the quarter ended March 31, 2010, the Company issued no shares of common stock.

As of March 31, 2010, the Company had the following shares of common stock:

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

During the quarter ended March 31, 2010, the Company had no preferred shares outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—NOTE PAYABLE TO A RELATED PARTY

The Company has signed a promissory note with a related party.  The total amount of the loan is $8,295 and it is payable on demand with an annual interest rate of 8%.  Accrued interest not paid as of March 31, 2010 is $702.

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

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company that has consummated a Business Combination.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.  Our officer and director currently serves as the secretary and owns shares of common stock in another shell company that has a class of stock registered under the Exchange Act which has the same business purpose as we do.  Our officer's/director's affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may have a right to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

Any entity with which we enter into a Business Combination will be subject to numerous risk in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction), in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and in likely result in the resignation or removal of our present officer and director as of the date of the transaction.

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

3

Liquidity and Capital Resources.

At March 31, 2010, we had a de minimus amount of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses during the next twelve months which we anticipate will comprise costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act, the evaluation and identification of Target Business and, possibly, in connection with a Business Combination, and we will require cash therefor.

To date, we have funded our operations through loans from our stockholders and, as of March 31, 2010, we had borrowed an aggregate of $8,295 from them.  Our stockholders have advised us that they expect to fund additional costs and expenses which may be incurred through loans or further investment in the Company, as and when necessary.

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

Results of Operations.

Since our inception, we have not engaged in any material business operations nor generated any revenue.  We reported a net loss for the three and nine month periods ended March 31, 2010 of $1,166 and $4,998, respectively, and a net loss since inception of $13,497.  The Company has used cash from operations of $8,295 since its inception, and has a negative working capital of $13,397 at March 31, 2010.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended March 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended March 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

STONECREST ONE, INC.
May 13, 2010	By:	/s/ George C. Critz, III
	Name:	George C. Critz, III
	Title:	President, Principal Executive Officer and Principal Financial Officer

6