Form 10-K/A
period 2009-06-30
Stonecrest One, Inc.
filed 2010-06-16
CIK 1439106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)
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
☐Yes   ☒  No

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
☒Yes  ☐ No

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
☐Yes   ☐  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.At September 28, 2009 there were 1,000,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In this Amendment No. 3 to Annual Report on Form 10-K/A for the year ended June 30, 2009 ("Amendment No. 3”) as originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2009 (the “Original Filing”) and as amended by Amendment No. 1, as filed with the SEC on March 16, 2010 (“Amendment No. 1”), and Amendment No. 2, as filed with the SEC on April  , 2010 ("Amendment No. 2"), we refer to Stonecrest One, Inc., a Nevada corporation, as “we,” “us,” “our” or the “Company.”

We are filing this Amendment No. 3 to:

•
revise the principal stockholders table in Item 12 to attribute to George Critz, III, our sole director and officer, beneficial ownership of 75,000 shares of common stock which are registered in the name of Enverdia LLC, an entity controlled by Danya Critz, his wife, and to add Enverdia LLC to the table as separate entry, given its ownership of more than 5% of the stock and the fact that Ms. Critz ownership thereof is attributable to Mr. Critz; and

•	revise the signature page to identify that the report was signed by the Company's principal financial officer and principal accounting officer.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing, Amendment No. 1 and Amendment No. 2 that is amended by this Amendment No. 3 is superseded in its entirety, and this Amendment No. 3 is accompanied by currently dated certifications on Exhibit 31.1 and 32.1.

Except as expressly set forth in this Amendment No. 3, we are not amending any other part of the Original Filing, Amendment No. 1 or Amendment No. 2.  This Amendment No. 3 continues to speak as of the date of the Original Filing, except as such disclosure is amended by Amendment No. 1, by Amendment No. 2 or by this Amendment No. 3, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 3 should be read in conjunction with the Original Filing, Amendment No. 1, Amendment No. 2 and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 3 shall not be deemed an admission that the Original Filing, Amendment No. 1 or Amendment No. 2 when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 28, 2009, the number of shares of common stock owned of record and beneficially by our executive officer and director and holders of 10% or more of outstanding shares of our common stock:
Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned (2)
George C. Critz, III	75,000	(3)	7.5%
Ashland Global Corp. (4)	375,000		37.5%
Sagacity Investments, LLC (5)	300,000		30%
C3 Strategic Capital, LLC (6)	250,000		25%
Enverdia LLC (7)	75,000		7.5%
All Officers and Directors as a Group (1 person)	-0-		-

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
(5) This entity is controlled by Anna C. Rubin.
(6) This entity is controlled by Forrest W. Garvin.
(7) As described in note 3 to the table, Dayna Critz, the wife of George C. Critz, III, our sole director and officer, is the managing director and owns 90% of the outstanding interests.  George Critz, III owns 9% of the outstanding interests in the entity.

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 16, 2010

STONECREST ONE, INC.

By:	/s/ George C. Critz, III
George C. Critz, III, President (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 16, 2010.

Signature	Title

/s/ George C. Critz, III	President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer and Director
George C. Critz, III

2