Form 10-Q
period 2010-12-31
Stonecrest One, Inc.
filed 2011-02-15
CIK 1439106

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At February 11, 2011 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet as of December 31, 2010 (unaudited) and June 30, 2010 (audited)	F-1
Statement of Operations for the three months ended December 31, 2010 and 2009 (unaudited) and for the period March 5, 2008 (inception) through December 31, 2010	F-2
Statement of Operations for the six months ended December 31, 2010 and 2009 (unaudited) and for the period March 5, 2008 (inception) through December 31, 2010	F-3
Statement of Stockholders Deficit	F-4
Statement of Cash Flows for the six months ended December 31, 2010 and 2009 (unaudited) and for the period March 5, 2008 (inception) through December 31, 2010	F-5
Notes to Financial Statements (Unaudited)	F-6

Stonecrest One, Inc.
(A Development Stage Company)
Balance Sheets

	As of
	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts Payable	15,040	9,940
Note Payable to a Related Party	8,295	8,295
Accrued Interest Expense	1,200	868
TOTAL CURRENT LIABILITIES	24,535	19,103

TOTAL LIABILITIES	24,535	19,103

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2010 and June 30, 2010)	-	-
Common stock ($0.0001 par value; 100,000,000 shares authorized:
1,000,000 issued and outstanding at December 31, 2010 and June 30, 2010)	100	100
Additional Paid in Capital	-	-
Deficit Accumulated During the Development Stage	(24,535)	(19,103)
TOTAL STOCKHOLDERS' DEFICIT	(24,435)	(19,003)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the three months ended				Totals
	December 31,				Since Inception
	2010		2009		March 5, 2008
REVENUES
Income		$-		$-	$-
Total Revenues		-		-	-

EXPENSES
Selling, general and administrative		-		-	2,195
Professional Fees		1,500		500	21,140
TOTAL EXPENSES		1,500		500	23,335

Net Income/(Loss) from Operations		(1,500)		(500)	(23,335)

OTHER (EXPENSE)/INCOME
Interest Expense		(166)		(166)	(1,200)

Net Income/(Loss)		$(1,666)		$(666)	$(24,535)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$	*	$	*	$(0.02)
Weighted average shares outstanding--basic and fully diluted		1,000,000		1,000,000	1,000,000

* = less than $.01.

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Cumulative
	For the six months ended				Totals
	December 31,				Since Inception
	2010		2009		March 5, 2008
REVENUES
Income		$-		$-	$-
Total Revenues		-		-	-

EXPENSES
Selling, general and administrative		-		-	2,195
Professional Fees		5,100		3,500	21,140
TOTAL EXPENSES		5,100		3,500	23,335

Net Income/(Loss) from Operations		(5,100)		(3,500)	(23,335)

OTHER (EXPENSE)/INCOME
Interest Expense		(332)		(332)	(1,200)

Net Income/(Loss)		$(5,432)		$(3,832)	$(24,535)
Net income/(loss) per share--basic and fully diluted
Net income/(loss) per share	$	*	$	*	$(0.02)
Weighted average shares outstanding--basic and fully diluted		1,000,000		1,000,000	1,000,000

* = less than $.01.

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (Unaudited)

						Deficit
					Additional	Accumulated
	Common Stock		Preferred stock		Paid-in	Since Inception
	Shares	Amount	Shares	Amount	Capital	March 5, 2008

Balances, June, 2008	1,000,000	$100	-	$-	$-	$-

Net loss for the year	-	-	-	-	-	-

Balances, June 30, 2009	1,000,000	$100	-	$-	$-	$(8,499)

Net loss for the year	-	-	-	-	-	(8,499)

Balances, June 30, 2010	1,000,000	$100	-	$-	$-	$(10,604)

Net loss for the year	-	-	-	-	-	(10,604)

Net loss for the period	-	-	-	-	-	$(5,432)

Balances, December 31, 2010	1,000,000	$100	-	$-	$-	$(24,535)

The accompanying notes are an integral part of these financial statements.

Stonecrest One, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Cumulative
			Totals
	For the three months ended		Since Inception
	December 31, 2010	December 31, 2009	March 5, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,666)	$(166)	$(24,535)
Adjustments to reconcile net (loss) to net cash used in operations:
Increase /(decrease) in Accrued Expenses	1,666	166	16,240
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	-	-	(8,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable to a Related Party	-	-	8,295
Capital Stock purchase	-	-	100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	8,395

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	100	100	-

END OF THE PERIOD	$100	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

STONECREST ONE, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

NOTE A—BUSINESS ACTIVITY

Stonecrest One, Inc. (“The Company”) was organized under the laws of the State of Nevada on March 5, 2008 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

NOTE B—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $24,535 used cash from operations of $8,295 since its inception, and has a negative working capital of $24,435 at December 31, 2010.

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

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONT’D

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

Net Income per Common Share- Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2010.

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

Accounts Receivable- Accounts deemed uncollectible are written off in the year they become uncollectible. As of December 31, 2010, the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets- The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets.  Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2010.

STONECREST ONE, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2010.

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

AS OF DECEMBER 31, 2010
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

Other ASUs not effective until after December 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE D-SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended September 30, 2010 and 2009 is summarized as follows:

Cash paid during the nine month period ended December 31, 2010 and 2009 for interest and income taxes:

	2010	2009
Interest	$-	$-
Taxes	$-	$-

NOTE E-SEGMENT REPORTING

The Company follows the guidance set forth by section 280-10 of the FASB Accounting Standards Codification for reporting and disclosure on operating segments of the Company. It also requires segment disclosures about products and services, geographic areas, and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2010.

STONECREST ONE, INC.
(A development stage company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

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

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2010 is as follows:

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

During the quarter ended December 31, 2010, the company issued no stock.

As of December 31, 2010, the company had the following common shares outstanding:

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

During the quarter ended December 31, 2010, the company issued no preferred stock.  As of December 31, 2010, the company had no preferred shares outstanding.

NOTE H-DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of December 31, 2010 and to date has had no significant operations. Recovery of the Company assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE I—SHAREHOLDER LOAN/RELATED PARTY

The Company has outstanding promissory notes with a related party. The total amount of loan outstanding is $8,295 and it is payable upon demand, the annual interest rate on this note is 8%.  Accrued interest, but not paid as of December 31, 2010 is $1,200.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

Stonecrest One, Inc. (“we,” “us” or the “Company”) was incorporated in the State of Nevada on March 5, 2008.  We are a developmental stage company and have not generated any revenues to date.  We were organized to serve as a vehicle for a business combination through a capital stock exchange, reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), with an operating or development stage business (a “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We are in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

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

We cannot assure you that we will be successful in concluding a Business Combination.  We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably.  Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any Business Combination.

Any entity with which we enter into a Business Combination will be subject to numerous risks in connection with its operations.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction), in order to ensure that the Business Combination qualifies as a tax-free transaction under federal tax laws.  The issuance of additional shares of our capital stock will:

•	significantly reduce the equity interest of our stockholders prior to the transaction; and

•	cause a change in control in our Company and in likely result in the resignation or removal of our officers and directors as of the date of the transaction.

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

Liquidity and Capital Resources.

At December 31, 2010, we had $100 of cash on hand.  Our existing cash reserves will not be sufficient to cover our operating costs and expenses during the next twelve months which we anticipate will comprise costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act, the evaluation and identification of Target Business and, possibly, in connection with a Business Combination, and we will require cash therefor.  Over the next twelve months, we estimate that we will incur costs and expenses in connection with the preparation and filing of reports under the Exchange Act of approximately $15,000.  We are unable to provide an estimate of the costs we may incur in connection with identifying and evaluating Targets Businesses or costs we may incur in connection with entering into a Business Combination given the multitude of variables associated with such activities.

To date, we have funded our operations through loans from our stockholders and, as of December 31, 2010, we had borrowed an aggregate of $8,295 from them.  We also have accrued outstanding liabilities of $_______, not including accrued interest on loans made to us of $15,040.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination. Our stockholders have advised us that they expect to fund additional costs and expenses which may be incurred through loans or further investment in the Company, as and when necessary.  However, our stockholders are under no obligation to provide such funding.

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

Results of Operations.

Since our inception, we have not engaged in any material business operations nor generated any revenue.  We reported a net loss for the six months ended December 31, 2010 of $5,432and a net loss since inception of $23,335.  The Company has a deficit accumulated during the development stage of $24,535 used cash from operations of $8,295 since its inception, and has a negative working capital of $24,435 at December 31, 2010.  Since our inception, our operating expenses have principally comprised professional fees and expenses incurred in connection with the filing of reports under the Exchange Act and interest accrued on loans from our stockholders

We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended December 31, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended December 31, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*  Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

STONECREST ONE, INC.
February 11, 2011	By:	/s/ George C. Critz, III
	Name:	George C. Critz, III
	Title:	President, Principal Executive Officer and Principal Financial Officer